Form 10-K
period 1995-12-29
ML ASSET BACKED CORP
filed 1996-03-28
CIK 822760

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-K


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the year ended       December 29, 1995
                         -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _________

Commission File Number   0-16312

                  ML ASSET BACKED CORPORATION
---------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

         Delaware                           13-3433607
------------------------------          -------------------
(State  or other jurisdiction             (IRS  Employer
of incorporation or organization        Identification No.)

World Financial Center
North Tower
250 Vesey Street - 10 th Flr
New York, New York                           10281-1310
(Address of principal executive offices)     (Zip Code)


Registrant's telephone number, including area code:(212) 449-0336

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

                                     Number of Shares Outstanding
       Title of Each Class             as of December 29, 1995
  --------------------------         ----------------------------
  Common Stock, Par Value                        100
  $10 per Share

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  [x] Yes   [ ] No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                        [Not Applicable]

      The  Registrant had 100 shares of common stock  outstanding
(all  owned by Merrill Lynch Mortgage Capital Inc.) as of
March 27, 1996.

      The  Registrant meets the conditions set forth  in  General
Instruction J(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

                        TABLE OF CONTENTS


PART I

   Item 1. Business

   Item 2. Properties

   Item 3. Legal Proceedings

   Item 4. Submission of Matters to a Vote of Security Holders

PART II

   Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

   Item 6. Selected Financial Data

   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Item 8. Financial Statements and Supplementary Data

   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

   Item 10. Directors and Executive Officers of the Registrant

   Item 11. Executive Compensation

   Item 12. Security Ownership of Certain Beneficial
            Owners and Management

   Item 13. Certain Relationships and Related Transactions

PART IV

   Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Signatures

PART I

ITEM 1.    BUSINESS

        ML Asset Backed Corporation (the "Company"), incorporated in the State of Delaware on September 22, 1987, is a wholly-owned, limited purpose subsidiary of Merrill Lynch Mortgage Capital Inc., which is an indirect, wholly-owned subsidiary of Merrill Lynch & Co., Inc.

        The Company was established for the sole purpose of engaging in the following activities: (a) issuing, selling, authorizing and delivering bonds, notes and other evidences of indebtedness (the "Notes"), (b) acting as settlor or depositor of trusts formed to issue Notes or to issue participation certificates (the "Certificates") that are secured or collateralized by (1) receivables (the "Receivables") including, without limitation, automobile or marine installment sale contracts, automobile leases, equipment leases, revolving credit card accounts, truck receivables, recreational vehicle loans, manufactured housing loans, student loans and other receivables,
(2) pass-through certificates (the "Pass-Through Certificates") evidencing a fractional undivided ownership interest in the assets of one or more trusts or in one or more pools of Receivables, (3) bonds, notes and other evidences of indebtedness (the "Bonds") secured or collateralized by one or more pools of Receivables, or
(4) any combination of Receivables, Bonds and Pass-Through Certificates, (c) acquiring, owning, holding, selling, assigning, pledging and otherwise dealing with the Receivables and related insurance policies and agreements, including agreements with automobile and boat dealers and other originators or servicers of Receivables, (d) authorizing, issuing, selling and delivering subordinated indebtedness, and (e) engaging in any activity and exercising any powers permitted to corporations under the laws of the State of Delaware that are incidental to the foregoing and necessary or convenient to accomplish the foregoing.

        Each series of the Company's Notes or Certificates will be secured by, or represent ownership of, a separate and identifiable pool of Receivables purchased in connection with the issuance of such Notes or Certificates. Additional security for each series will be provided by collections and/or distributions on the Receivables which will be remitted to an account or accounts to be established with the trustee (the "Trustee") under the indenture, sale and servicing agreement or other similar agreement pursuant to which such Notes or Certificates will be issued, and may also include cash and other investments deposited with the Trustee at the time of issuance of such Notes or Certificates, as well as other credit enhancements that may be used to secure or support the Notes or Certificates. The Receivables for each series of Notes or Certificates will be pledged with or sold to the Trustee on behalf of the holders of the Notes or Certificates of that series, and will not be available for the Notes or Certificates of any other series. The Company will use the net proceeds from the sale of the Notes or Certificates to purchase the Receivables to be pledged as security for, or sold in connection with, the issuance of such Notes or Certificates, simultaneously with the issuance of such Notes or Certificates.

        At December 29, 1995, $694 million of 5.5% Total Rate of Return Asset Backed Notes, due May 15, 1998, and $925 million of 5.125% Total Rate of Return Asset Backed Notes, due July 15, 1998, were outstanding.

         Following the issuance of these Notes, the Company transferred all of its rights in the Collateral for the Notes (including the Receivables) to trusts, subject to the liens of the indentures and the rights of the Noteholders thereunder. Upon such transfers, which were made in accordance with the terms of the indentures, the trusts assumed the obligations of the Company under the indentures and the Notes and agreed to hold the Company harmless from any liability related to such obligations. The Company will not be discharged under the terms of the indentures from its liabilities with respect to the Notes until the Notes are retired.

        At December 29, 1995, the Company had two registration statements on Form S-3 with the Securities and Exchange
Commission for the issuance of approximately $191 million principal amount of securities.

ITEM 2.  PROPERTIES

         The Company does not own any buildings or real estate and has no physical properties.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any pending legal proceedings, nor is the Company aware of any proceedings contemplated by governmental authorities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Pursuant to General Instruction J of Form 10-K, the information required by item 4 is omitted.


PART II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS.

        (a) There is no established public trading market for the Company's common stock.

        (b) The number of holders of record as of December 29, 1995 was as follows:

                                             Number of Record
                                                  Holders

            Common Stock                             1
            ML Asset Backed Corporation Total
              Rate of Return Asset Backed Notes,
              due May 15, 1998                      41
            ML Asset Backed Corporation Total
              Rate of Return Asset Backed Notes,
              due July 15, 1998                     54

        (c) No dividend has been declared during the fiscal years 1993, 1994, and 1995.

ITEM 6.  SELECTED FINANCIAL DATA

         Pursuant to General Instruction J of Form 10-K, the information required by item 6 is omitted.


ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

          Pursuant to General Instruction J of Form 10-K, there were no material changes in the financial condition or in the results of operations.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Index                                                   Page

    Independent Auditors' Report                            6

    Balance Sheets as of December 29, 1995
    and December 30, 1994                                   7

    Statements of Operations and Retained Earnings
    for the Years Ended December 29, 1995,
    December 30, 1994, and December 31, 1993                8

    Statements of Cash Flows for the Years Ended
    December  29, 1995, December 30, 1994, and
    December 31, 1993                                       9

    Notes to Financial Statements                          10-11

                  INDEPENDENT AUDITORS' REPORT



To the Board of Directors of ML Asset Backed Corporation:

We have audited the accompanying balance sheets of ML Asset Backed Corporation as of December 29, 1995 and December 30, 1994 and the related statements of operations and retained earnings and cash flows for each of the three years in the period ended December 29, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of ML Asset Backed Corporation at December 29, 1995 and December 30, 1994 and the results of its operations and its cash flows for each of the three years in the period ended December 29, 1995 in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP
New York, New York

March 27, 1996



                   ML ASSET BACKED CORPORATION
                         BALANCE SHEETS
             DECEMBER 29, 1995 AND DECEMBER 30, 1994


                                       1995          1994
                                      ______        ______
ASSET

Cash                                  $1,000        $1,000
                                      ------        ------

STOCKHOLDER'S EQUITY

 Common Stock, $10 par value;
 1,000 shares authorized
 100 shares issued and outstanding    $1,000        $1,000
                                      ------        ------




The accompanying notes are an integral part of these financial statements.




                   ML ASSET BACKED CORPORATION
         STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                       FOR THE YEARS ENDED
   DECEMBER 29, 1995, DECEMBER 30, 1994, AND DECEMBER 31, 1993


                                        1995      1994     1993
                                       _____     _____     ____

Revenues - Interest Income             $  -      $  -      $ -

Expenses - Interest Expense               -         -        -

Earnings Before Taxes                     -         -        -

Provision For Income Taxes                -         -        -

Net Earnings                              -         -        -

Retained earnings, beginning of year      -         -        -

Retained earnings, end of year         $  -      $  -      $ -






The accompanying notes are an integral part of these financial statements.




                   ML ASSET BACKED CORPORATION
                    STATEMENTS OF CASH FLOWS
                       FOR THE YEARS ENDED
   DECEMBER 29, 1995, DECEMBER 30, 1994, AND DECEMBER 31, 1993


                                   1995       1994         1993
                                 _______     ______   _____________
CASH FLOW FROM OPERATING
    ACTIVITIES:

Net earnings                     $  -        $ -      $      -

CASH FLOWS FROM FINANCING
    ACTIVITIES:

  Net proceeds from issuance
   of notes                        -           -         1,195,910,000
                                ------      ------     ---------------
CASH PROVIDED BY FINANCING
    ACTIVITIES                     -           -         1,195,910,000
                                ------      ------     ---------------
CASH FLOWS FROM INVESTING
    ACTIVITIES:

  Net payments for purchases
   of receivables                  -           -        (1,195,910,000)
                                ------      ------     ---------------
CASH USED IN  INVESTING
    ACTIVITIES                     -           -        (1,195,910,000)
                                ------      ------     ---------------
CHANGE IN CASH                     -           -               -

CASH,  BEGINNING OF YEAR         1,000       1,000               1,000
                                ------      ------     ---------------
CASH,  END OF YEAR              $1,000      $1,000     $         1,000
                                ------      ------     ---------------

SUPPLEMENTAL INFORMATION:
Cash payments for interest      $  -        $  -       $       -
                                ------      ------     ---------------

The accompanying notes are an integral part of these financial statements.


                   ML ASSET BACKED CORPORATION
                  NOTES TO FINANCIAL STATEMENTS


Note 1.    Description of Business

        ML Asset Backed Corporation (the "Company"), incorporated in the State of Delaware on September 22, 1987, is a wholly-owned, limited purpose subsidiary of Merrill Lynch Mortgage Capital Inc., which is an indirect, wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("ML&Co.").

        The Company was established for the sole purpose of engaging in the following activities: (a) issuing, selling, authorizing and delivering bonds, notes and other evidences of indebtedness (the "Notes"), (b) acting as settlor or depositor of trusts formed to issue Notes or to issue participation certificates (the "Certificates") that are secured or collateralized by (1) receivables (the "Receivables") including, without limitation, automobile or marine installment sale contracts, automobile leases, equipment leases, revolving credit card accounts, truck receivables, recreational vehicle loans, manufactured housing loans, student loans and other receivables,
(2) pass-through certificates (the "Pass-Through Certificates") evidencing a fractional undivided ownership interest in the assets of one or more trusts or in one or more pools of Receivables, (3) bonds, notes and other evidences of indebtedness (the "Bonds") secured or collateralized by one or more pools of Receivables, or
(4) any combination of Receivables, Bonds and Pass-Through Certificates, (c) acquiring, owning, holding, selling, assigning, pledging and otherwise dealing with the Receivables and related insurance policies and agreements, including agreements with automobile and boat dealers and other originators or servicers of Receivables, (d) authorizing, issuing, selling and delivering subordinated indebtedness, and (e) engaging in any activity and exercising any powers permitted to corporations under the laws of the State of Delaware that are incidental to the foregoing and necessary or convenient to accomplish the foregoing.

        Each series of the Company's Notes or Certificates will be secured by, or represent ownership of, a separate and identifiable pool of Receivables purchased in connection with the issuance of such Notes or Certificates. Additional security for each series will be provided by collections and/or distributions on the Receivables which will be remitted to an account or accounts to be established with the trustee (the "Trustee") under the indenture, sale and servicing agreement or other similar agreement pursuant to which such Notes or Certificates will be issued, and may also include cash and other investments deposited with the Trustee at the time of issuance of such Notes or Certificates, as well as other credit enhancements that may be used to secure or support the Notes or Certificates. The Receivables for each series of Notes or Certificates will be pledged with or sold to the Trustee on behalf of the holders of the Notes or Certificates of that series, and will not be available for the Notes or Certificates of any other series. The Company will use the net proceeds from the sale of the Notes or Certificates to purchase the Receivables to be pledged as security for, or sold in connection with, the issuance of such Notes or Certificates, simultaneously with the issuance of such Notes or Certificates.

        At December 29, 1995, $694 million of 5.5% Total Rate of Return Asset Backed Notes, due May 15, 1998, and $925 million of 5.125% Total Rate of Return Asset Backed Notes, due July 15, 1998, were outstanding.

         Following the issuance of these Notes, the Company transferred all of its rights in the Collateral for the Notes (including the Receivables) to trusts, subject to the liens of the indentures and the rights of the Noteholders thereunder. Upon such transfers, which were made in accordance with the terms of the indentures, the trusts assumed the obligations of the Company under the indentures and the Notes and agreed to hold the Company harmless from any liability related to such obligations. The Company will not be discharged under the terms of the indentures from its liabilities with respect to the Notes until the Notes are retired.

        At  December  29, 1995, the Company had two  registration
statements   on  Form  S-3  with  the  Securities  and   Exchange
Commission  for  the  issuance  of  approximately  $191   million
principal amount of securities.


Note 2.    Accounting Policies

        The Company borrows funds from an affiliate, as required.
Interest expense is allocated to the Company based on the rate of the asset financed. All other operating expenses are charged directly to the Parent.


Note 3.    Income Taxes

        The results of operations of the Company are included in the consolidated Federal tax return of ML&Co. ML&Co. allocates the income taxes to its subsidiaries in a manner that approximates the separate company method.

        The Company uses the asset and liability method in providing income taxes on all transactions that have been recognized in the financial statements. The asset and liability method requires that deferred taxes be adjusted to reflect the tax rates at which future taxable amounts will be settled or realized. The effect of tax rate changes on future deferred tax liabilities and deferred tax assets, as well as other changes in income tax laws, are recognized in net earnings in the period such changes are enacted.



ITEM  9.     CHANGES  IN  AND DISAGREEMENTS WITH  ACCOUNTANTS  ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

             None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Pursuant to General Instruction J of Form 10-K, the information required by item 10 is omitted.


ITEM 11.   EXECUTIVE COMPENSATION

           Pursuant to General Instruction J of Form 10-K, the information required by item 11 is omitted.


ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS  AND
           MANAGEMENT

           (a) The following information is furnished as of December 29, 1995 with regard to each holder of record of more than 5%.

                                        Original Face
                                          Amount of       % of
                                        Certificates   Certificates
                                        (in $000's)
                                        -------------  ------------
Name and Address of Holder

ML Asset Backed Corporation Total Rate of Return
  Asset Backed Notes, due July 15, 1998
------------------------------------------------
Bank of New York                          63,750          6.89
c/o DTC

SSB-BK PFL                                89,455          9.67
c/o DTC

Citibank                                  66,605          7.20
c/o DTC

Chemical Bank                            122,250         13.22
c/o DTC

FTB/Teach                                 68,125          7.36
c/o DTC

Bankers Trust                             51,250          5.54
c/o DTC

Chase Manhattan                          170,000         18.38
c/o DTC



ML Asset Backed Corporation Total Rate of Return
  Asset Backed Notes, due May 15, 1998
------------------------------------------------
Bankers Trust                             45,760         6.60
c/o DTC

Chemical Bank                             84,470        12.18
c/o DTC

Chase Manhattan                          137,140        19.78
c/o DTC

FTB/Teach                                101,000        14.56
c/o DTC

SSB-BK PFL                                87,685        12.64
c/o DTC



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Pursuant to General Instruction J of Form 10-K, the information required by item 13 is omitted.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

          (a)  1. See index in Item 8 appearing on page 5.

               2. Not applicable.

               3. Exhibits:

                  (3) (i) Certificate of Incorporation of the Company (Incorporated by reference to Form 10, dated October 16, 1987).

                  (3) (ii)  Amendment to the Certificate of
                  Incorporation of the Company (Incorporated by reference to Form 10, dated October 16, 1987).

                  (3) (iii) By-Laws of the Company (Incorporated by reference to Form 10, dated October 16, 1987).

                  (23) Independent Auditors' Consent.

          (b) Reports on Form 8-K relating to the trust have been filed during the last quarter of the period covered by this report as follows: December 1, 1995.

          (c)  Not applicable.

          (d)  Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


          ML ASSET BACKED CORPORATION

          By:      /s/ Richard M. Fuscone
          Name:    Richard M. Fuscone
          Title:   President and Chairman of the Board
          Dated:   March 27, 1996


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


          By:      /s/ Daniel Pace
          Name:    Daniel Pace
          Title:   Treasurer
          Date:    March 27, 1996



          By:      /s/ Michael M. McGovern
          Name:    Michael M. McGovern
          Title:   Secretary
          Date:    March 27, 1996

EXHIBITS INDEX                                          PAGE NO.

(23) Independent Auditors' Consent                         17
(27) Financial Data Schedule                               18