Form 10-Q
period 1996-03-29
ML ASSET BACKED CORP
filed 1996-05-08
CIK 822760

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-Q
        Quarterly Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934



For the quarterly period ended             Commission File Number
       March 29, 1996                              0-16312
- ------------------------------             ----------------------

                         ML ASSET BACKED CORPORATION
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

        Delaware                                     13-3433607
- --------------------------------       -----------------------------------
(State  or other jurisdiction          (IRS  EmployerIdentification Number)
of incorporation or organization)

World Financial Center
North Tower, Room 15-097
250 Vesey Street
New York, New York                                    10281-1315
- ---------------------------------------               ----------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code: (212) 449-0336

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

                                           Number of Shares Outstanding
   Title of Each Class:                        as of March 29, 1996:

Common Stock, Par Value                                   100
$10 per Share

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  Yes   X       No      .

The Registrant had 100 shares of common stock outstanding (all owned by Merrill Lynch Mortgage Capital Inc.) as of May 8, 1996.

      The  Registrant meets the conditions set forth  in  General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                  ML ASSET BACKED CORPORATION

                             INDEX


                                                           Page No.
PART I      FINANCIAL INFORMATION                          --------

  Item 1. Financial Statements

          Balance Sheets as of March 29, 1996 and
          December 29, 1995.                                   3

          Statements of Operations and Retained Earnings
          for the three month periods ended March 29, 1996
          and March 31, 1995.                                  4

          Statements of Cash Flows for the three month
          periods ended March 29, 1996 and March 31, 1995.     5

          Note to Financial Statements                       6-7

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations        8

PART II     OTHER INFORMATION

  Item 1. Legal Proceedings                                    8

  Item 2. Changes in Securities                                8

  Item 3. Defaults upon Senior Securities                      8

  Item 4. Submission of Matters to a Vote of
          Security Holders                                     8

  Item 5. Other Information                                    8

  Item 6. Exhibits and Reports on Form 8-K                     8

Signatures                                                     9

PART I         FINANCIAL INFORMATION

  Item 1.  FINANCIAL STATEMENTS


                      ML ASSET BACKED CORPORATION
                             BALANCE SHEETS
                  MARCH 29, 1996 AND DECEMBER 29, 1995

                                        1996          1995
                                        ----          ----
                                     (Unaudited)   (Unaudited)
ASSETS
- ------

Cash                                   $1,000        $1,000
                                       ------        ------

STOCKHOLDER'S EQUITY
- --------------------

Common stock, $10.00 par
  value; 1,000 shares authorized;
  100 shares issued and outstanding    $1,000        $1,000
                                       ------        ------





The accompanying notes are an integral part of these financial statements.


                    ML ASSET BACKED CORPORATION
           STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                 FOR THE THREE MONTH PERIODS ENDED
                 MARCH 29, 1996 AND MARCH 31, 1995


                                        1996             1995
                                        ----             ----
                                     (Unaudited)      (Unaudited)
Revenues                               $  -             $  -

Expenses                                  -                -

Earnings Before Taxes                     -                -

Provision for Income Taxes                -                -

Net Earnings                              -                -

Retained earnings, beginning
and end of period                      $  -             $  -
                                       ------           ------








The accompanying notes are an integral part of these financial statements.


                      ML ASSET BACKED CORPORATION
                        STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTH PERIODS ENDED
                   MARCH 29, 1996 AND MARCH 31, 1995


                                          1996             1995
                                          ----             ----
                                       (Unaudited)      (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                             $  -             $  -

CASH USED IN FINANCING ACTIVITIES           -                -

CASH USED IN INVESTING ACTIVITIES           -                -
                                         ------           ------
Change in cash                              -                -
                                         ------           ------
CASH BALANCE, BEGINNING AND
END OF PERIOD                            $1,000           $1,000
                                         ------           ------






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

 As of March 29, 1996, $694 million of 5.5% Total Rate of
Return Asset Backed Notes, due May 15, 1998, and $925 million of
5.125% Total Rate of Return Asset Backed Notes, due July 15,
1998, were outstanding.

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

 At MARCH 29, 1996, the Company had two registration statements on Form S-3 with the Securities and Exchange
Commission for the issuance of approximately $191 million principal amount of securities.


Note 2.  Accounting Policies

 The Company borrows funds from an affiliate, as required.
Interest expense is allocated to the Company based on the rate of the asset financed. All other operating expenses are charged directly to the Parent.


Note 3.  Income Taxes

 The results of operations of the Company are included in the consolidated Federal tax return of ML&Co ML&Co. allocates the income taxes to its subsidiaries in a manner that approximates the separate company method.

 The Company uses the asset and liability method in providing income taxes on all transactions that have been recognized in the financial statements. The asset and liability method requires that deferred taxes be adjusted to reflect the tax rates at which future taxable amounts will be settled or realized The effect of tax rate changes on future deferred tax liabilities and deferred tax assets, as well as other changes in income tax laws, are recognized in net earnings in the period such changes are enacted.

  Item 2.  MANAGEMENT'S  DISCUSSION  AND
           ANALYSIS OF FINANCIAL CONDITION AND RESULTS  OF
           OPERATIONS

           Pursuant to general instruction H(1) (a) and (b) of the Form 10-Q, there were no material changes in the financial condition or results of operations.

PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings
           -----------------
           The Company is not a party to any pending legal proceedings, nor is the Company aware of any proceedings contemplated by governmental authorities.

  Item 2.  Changes in Securities
           ---------------------
           Omitted pursuant to general instruction H(1) (a) and (b) of the Form 10-Q.

  Item 3.  Defaults upon Senior Securities
           -------------------------------
           Omitted pursuant to general instruction H(1) (a) and (b) of the Form 10-Q.

  Item 4.  Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------
           Omitted pursuant to general instruction H(1) (a) and (b) of the Form 10-Q.

  Item 5.  Other Information
           -----------------
           None

  Item 6.  Exhibits and Reports on Form 8-K
           --------------------------------
           (a)   Exhibits required by Item 601 of Regulation S-K:
                 There are no exhibits required to be filed with this report.

           (b)  Reports for the Trust prepared by the Master
                 Servicer are filed on Form 8-K in the earliest possible month.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





          By:       /s/ Daniel G. Pace
          Name:     Daniel G. Pace
          Title:    Treasurer
          Dated:    May 8, 1996


          By:       /s/ Michael M. McGovern
          Name:     Michael M. McGovern
          Title:    Secretary
          Dated:    May 8, 1996