Form 10-Q
period 1996-06-28
ML ASSET BACKED CORP
filed 1996-08-12
CIK 822760

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-Q
        Quarterly Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934



For the quarterly period ended             Commission File Number
       June 28, 1996                              0-16312
- ------------------------------             ----------------------

                         ML ASSET BACKED CORPORATION
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

        Delaware                                     13-3433607
- --------------------------------       -----------------------------------
(State  or other jurisdiction          (IRS Employer Identification Number)
of incorporation or organization)

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
   Title of Each Class:                        as of June 28, 1996:

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

The Registrant had 100 shares of common stock outstanding (all owned by Merrill Lynch Mortgage Capital Inc.) as of August 9, 1996.

      The  Registrant meets the conditions set forth  in  General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                  ML ASSET BACKED CORPORATION

                             INDEX


                                                           Page No.
PART I      FINANCIAL INFORMATION                          --------

  Item 1. Financial Statements

          Balance Sheets as of June 28, 1996 and
          December 29, 1995.                                   3

          Statements of Operations and Retained Earnings
          for the three month periods ended June 28, 1996
          and June 30, 1995.                                   4

          Statements of Operations and Retained Earnings
          for the six month periods ended June 28, 1996
          and June 30, 1995.                                   5

          Statements of Cash Flows for the six month
          periods ended June 28, 1996 and June 30, 1995.       6

          Note to Financial Statements                       7-8

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations        9

PART II     OTHER INFORMATION

  Item 1. Legal Proceedings                                    9

  Item 2. Changes in Securities                                9

  Item 3. Defaults upon Senior Securities                      9

  Item 4. Submission of Matters to a Vote of
          Security Holders                                     9

  Item 5. Other Information                                    9

  Item 6. Exhibits and Reports on Form 8-K                     9

Signatures                                                    10

PART I         FINANCIAL INFORMATION

  Item 1.  FINANCIAL STATEMENTS


                      ML ASSET BACKED CORPORATION
                             BALANCE SHEETS
                  JUNE 28, 1996 AND DECEMBER 29, 1995

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


                    ML ASSET BACKED CORPORATION
           STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                 FOR THE THREE MONTH PERIODS ENDED
                  JUNE 28, 1996 AND JUNE 30, 1995


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


                    ML ASSET BACKED CORPORATION
           STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                 FOR THE SIX MONTH PERIODS ENDED
                 JUNE 28, 1996 AND JUNE 30, 1995


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


                      ML ASSET BACKED CORPORATION
                        STATEMENTS OF CASH FLOWS
                    FOR THE SIX MONTH PERIODS ENDED
                    JUNE 28, 1996 AND JUNE 30, 1995


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

 As of June 28, 1996, $694 million of 5.5% Total Rate of
Return Asset Backed Notes, due May 15, 1998, and $925 million of
5.125% Total Rate of Return Asset Backed Notes, due July 15,
1998, were outstanding.

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

 At June 28, 1996, the Company had two registration statements on Form S-3 with the Securities and Exchange
Commission for the issuance of approximately $191 million principal amount of securities.


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





          By:       /s/ Daniel G. Pace
          Name:     Daniel G. Pace
          Title:    Treasurer
          Dated:    August 9, 1996


          By:       /s/ Michael M. McGovern
          Name:     Michael M. McGovern
          Title:    Secretary
          Dated:    August 9, 1996