Form 10-Q
period 1996-09-27
ML ASSET BACKED CORP
filed 1996-11-08
CIK 822760

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-Q
        Quarterly Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934



For the quarterly period ended             Commission File Number
       September 27, 1996                          0-16312
------------------------------             ----------------------

                         ML ASSET BACKED CORPORATION
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

        Delaware                                     13-3433607
--------------------------------       -----------------------------------
(State  or other jurisdiction          (IRS Employer Identification Number)
of incorporation or organization)

World Financial Center
North Tower, Room 15-097
250 Vesey Street
New York, New York                                    10281-1315
---------------------------------------               ----------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code: (212) 449-0336

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

                                           Number of Shares Outstanding
   Title of Each Class:                     as of September 27, 1996:

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

The Registrant had 100 shares of common stock outstanding (all owned by Merrill Lynch Mortgage Capital Inc.) as of November 8, 1996.

      The  Registrant meets the conditions set forth  in  General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                  ML ASSET BACKED CORPORATION

                             INDEX


                                                               Page No.
PART I      FINANCIAL INFORMATION                              --------

  Item 1. Financial Statements

          Balance Sheets as of September 27, 1996 and
          December 29, 1995.                                       3

          Statements of Operations and Retained Earnings
          for the three month periods ended September 27, 1996
          and September 29, 1995.                                   4

          Statements of Operations and Retained Earnings
          for the nine month periods ended September 27, 1996
          and September 29, 1995.                                   5

          Statements of Cash Flows for the nine month
          periods ended September 27, 1996
          and September 29, 1995.                                   6

          Note to Financial Statements                             7-8

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations             9

PART II     OTHER INFORMATION

  Item 1. Legal Proceedings                                         9

  Item 2. Changes in Securities                                     9

  Item 3. Defaults upon Senior Securities                           9

  Item 4. Submission of Matters to a Vote of
          Security Holders                                          9

  Item 5. Other Information                                         9

  Item 6. Exhibits and Reports on Form 8-K                          9

Signatures                                                         10

PART I         FINANCIAL INFORMATION

  Item 1.  FINANCIAL STATEMENTS


                      ML ASSET BACKED CORPORATION
                             BALANCE SHEETS
                  SEPTEMBER 27, 1996 AND DECEMBER 29, 1995


                                        1996          1995
                                        ----          ----
                                     (Unaudited)   (Unaudited)
ASSETS
------

Cash                                   $1,000        $1,000
                                       ------        ------

STOCKHOLDER'S EQUITY
--------------------

Common stock, $10.00 par
  value; 1,000 shares authorized;
  100 shares issued and outstanding    $1,000        $1,000
                                       ------        ------





The accompanying notes are an integral part of these financial statements.


                    ML ASSET BACKED CORPORATION
           STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                 FOR THE THREE MONTH PERIODS ENDED
             SEPTEMBER 27, 1996 AND SEPTEMBER 29, 1995


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


                    ML ASSET BACKED CORPORATION
           STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                 FOR THE NINE MONTH PERIODS ENDED
             SEPTEMBER 27, 1996 AND SEPTEMBER 29, 1995


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


                      ML ASSET BACKED CORPORATION
                        STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTH PERIODS ENDED
                SEPTEMBER 27, 1996 AND SEPTEMBER 29, 1995


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

 As of September 27, 1996, $694 million of 5.5% Total Rate of
Return Asset Backed Notes, due May 15, 1998, and $925 million of
5.125% Total Rate of Return Asset Backed Notes, due July 15,
1998, were outstanding.

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

 At September 27, 1996, the Company had two registration statements on Form S-3 with the Securities and Exchange
Commission for the issuance of approximately $191 million principal amount of securities.


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





          By:       /s/ Daniel G. Pace
          Name:     Daniel G. Pace
          Title:    Treasurer
          Dated:    November 8, 1996


          By:       /s/ Michael M. McGovern
          Name:     Michael M. McGovern
          Title:    Secretary
          Dated:    November 8, 1996