Form 10-K
period 1996-12-27
ML ASSET BACKED CORP
filed 1997-03-27
CIK 822760

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                                FORM 10-K


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the year ended                              December 27, 1996
                                                -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _________

Commission File Number   0-16312

                       ML ASSET BACKED CORPORATION
------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

          Delaware                                 13-3433607
-------------------------------                -------------------
(State  or other jurisdiction                    (IRS  Employer
of incorporation or organization               Identification No.)

World Financial Center
North Tower
250 Vesey Street - 23rd Flr
New York, New York                                10281-1323
(Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code:(212) 449-0336

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

                                     Number of Shares Outstanding
     Title of Each Class             as of December 27, 1996
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

      The  Registrant had 100 shares of common stock  outstanding
(all  owned by Merrill Lynch Mortgage Capital Inc.) as of
March 25, 1997.

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

     The Company was established for the sole purpose of engaging in the following activities: (a) issuing, selling, authorizing and delivering bonds, notes and other evidences of indebtedness (the "Notes"), (b) acting as settlor or depositor of trusts formed to issue Notes or to issue participation certificates (the "Certificates") that are secured or collateralized by (1) receivables (the "Receivables") including, without limitation, automobile installment sale contracts, automobile leases, equipment leases, revolving credit card accounts, truck receivables, recreational vehicle loans, manufactured housing loans, student loans and other receivables, (2) pass-through certificates (the "Pass-Through Certificates") evidencing a fractional undivided ownership interest in the assets of one or more trusts or in one or more pools of Receivables, (3) bonds, notes and other evidences of indebtedness (the "Bonds") secured or collateralized by one or more pools of Receivables, or (4) any combination of Receivables, Bonds and Pass-Through Certificates,
(c) acquiring, owning, holding, selling, assigning, pledging and otherwise dealing with the Receivables and related insurance policies and agreements, including agreements with automobile dealers and other originators or servicers of Receivables, (d) authorizing, issuing, selling and delivering subordinated indebtedness, and (e) engaging in any activity and exercising any powers permitted to corporations under the laws of the State of Delaware that are incidental to the foregoing and necessary or convenient to accomplish the foregoing.

     Each series of the Company's Notes or Certificates will be secured by, or represent ownership of, a separate and identifiable pool of Receivables purchased in connection with the issuance of such Notes or Certificates. Additional security for each series will be provided by collections and/or distributions on the Receivables which will be remitted to an account or accounts to be established with the trustee (the "Trustee") under the indenture, sale and servicing agreement or other similar agreement pursuant to which such Notes or Certificates will be issued, and may also include cash and other investments deposited with the Trustee at the time of issuance of such Notes or Certificates, as well as other credit enhancements that may be used to secure or support the

Notes or Certificates. The Receivables for each series of Notes or Certificates will be pledged with or sold to the Trustee on behalf of the holders of the Notes or Certificates of that series, and will not be available for the Notes or Certificates of any other series. The Company will use the net proceeds from the sale of the Notes or Certificates to simultaneously purchase the Receivables to be pledged as security for, or sold in connection with, the issuance of such Notes or Certificates.

     During 1996, $694 million of 5.5% Total Rate of Return Asset
Backed Notes, due May 15, 1998, and $925 million of 5.125% Total
Rate Asset Backed Notes, due July 15, 1998, were retired. As of
December 27, 1996, there were no notes outstanding.

     At December 27, 1996, the Company had two registration statements on Form S-3 with the Securities and Exchange Commission for the issuance of approximately $191 million of securities.


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

     (b) The number of holders of record as of December 27, 1996 was as follows:

                          Number of Record
                              Holders
                          ----------------
      Common Stock               1


     (c) No dividend has been declared during the fiscal years 1994, 1995, and 1996.


ITEM 6. SELECTED FINANCIAL DATA

     Pursuant to General Instruction J of Form 10-K, the information required by item 6 is omitted.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

     Pursuant to General Instruction J of Form 10-K, there were no material changes in the financial condition or in the results of operations.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Index                                            Page
     -----                                            ----

     Independent Auditors' Report                       5

     Balance Sheets as of December 27, 1996
     and December 29, 1995                              6

     Statements of Operations and Retained Earnings
     for the Years Ended December 27, 1996,
     December 29, 1995, and December 30, 1994           7

     Statements of Cash Flows for the Years Ended
     December 27, 1996, December 29, 1995, and
     December 30, 1994                                  8

     Notes to Financial Statements                    9-10

             INDEPENDENT AUDITORS' REPORT



To the Board of Directors of ML Asset Backed Corporation:

We have audited the accompanying balance sheets of ML Asset Backed Corporation as of December 27, 1996 and December 29, 1995 and the related statements of operations and retained earnings and cash flows for each of the three years in the period ended December 27, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of ML Asset Backed Corporation at December 27, 1996 and December 29, 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 27, 1996 in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP
New York, New York
March 25, 1997



                    ML ASSET BACKED CORPORATION
                           BALANCE SHEETS
            AS OF DECEMBER 27, 1996 AND DECEMBER 29, 1995


                                        1996          1995
                                       ______        ______
ASSET

Cash                                   $1,000        $1,000
                                       ------        ------

STOCKHOLDER'S EQUITY

 Common Stock, $10 par value;
 1,000 shares authorized
 100 shares issued and outstanding     $1,000        $1,000
                                       ------        ------




The accompanying notes are an integral part of these financial statements.





                    ML ASSET BACKED CORPORATION
          STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                        FOR THE YEARS ENDED
      DECEMBER 27, 1996, DECEMBER 29, 1995, AND DECEMBER 30, 1994


                                     1996      1995      1994
                                     _____     _____     _____

Revenues - Interest Income           $ -       $ -       $ -

Expenses - Interest Expense            -         -         -

Earnings Before Taxes                  -         -         -

Provision For Income Taxes             -         -         -

Net Earnings                           -         -         -


Retained earnings, beginning of year   -         -         -

Retained earnings, end of year       $ -       $ -       $ -






The accompanying notes are an integral part of these financial statements.




                    ML ASSET BACKED CORPORATION
                      STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED
    DECEMBER 27, 1996, DECEMBER 29, 1995, AND DECEMBER 30, 1994


                                             1996      1995      1994
                                            ______    ______    ______

CASH FLOW FROM OPERATING ACTIVITIES:

Net earnings                                $  -      $  -      $  -

CASH FLOWS FROM FINANCING ACTIVITIES           -         -         -

CASH FLOWS FROM INVESTING ACTIVITIES           -         -         -
                                            ------    ------    ------
CHANGE IN CASH                                 -         -         -

CASH, BEGINNING OF YEAR                      1,000     1,000     1,000
                                            ------    ------    ------

CASH, END OF YEAR                           $1,000    $1,000    $1,000
                                            ------    ------    ------

SUPPLEMENTAL INFORMATION:
Cash payments for interest and taxes        $  -      $  -      $  -
                                            ------    ------    ------


The accompanying notes are an integral part of these financial statements.


                     ML ASSET BACKED CORPORATION
                    NOTES TO FINANCIAL STATEMENTS


Note 1.  Description of Business


     ML Asset Backed Corporation (the "Company"), incorporated in the State of Delaware on September 22, 1987, is a wholly-owned, limited purpose subsidiary of Merrill Lynch Mortgage Capital Inc., which is an indirect, wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("ML&Co").

     The Company was established for the sole purpose of engaging in the following activities: (a) issuing, selling, authorizing and delivering bonds, notes and other evidences of indebtedness (the "Notes"), (b) acting as settlor or depositor of trusts formed to issue Notes or to issue participation certificates (the "Certificates") that are secured or collateralized by (1) receivables (the "Receivables") including, without limitation, automobile installment sale contracts, automobile leases, equipment leases, revolving credit card accounts, truck receivables, recreational vehicle loans, manufactured housing loans, student loans and other receivables, (2) pass-through certificates (the "Pass-Through Certificates") evidencing a fractional undivided ownership interest in the assets of one or more trusts or in one or more pools of Receivables, (3) bonds, notes and other evidences of indebtedness (the "Bonds") secured or collateralized by one or more pools of Receivables, or (4) any combination of Receivables, Bonds and Pass-Through Certificates,
(c) acquiring, owning, holding, selling, assigning, pledging and otherwise dealing with the Receivables and related insurance policies and agreements, including agreements with automobile dealers and other originators or servicers of Receivables, (d) authorizing, issuing, selling and delivering subordinated indebtedness, and (e) engaging in any activity and exercising any powers permitted to corporations under the laws of the State of Delaware that are incidental to the foregoing and necessary or convenient to accomplish the foregoing.

     Each series of the Company's Notes or Certificates will be secured by, or represent ownership of, a separate and identifiable pool of Receivables purchased in connection with the issuance of such Notes or Certificates. Additional security for each series will be provided by collections and/or distributions on the Receivables which will be remitted to an account or accounts to be established with the trustee (the "Trustee") under the indenture, sale and servicing agreement or other similar agreement pursuant to which such Notes or Certificates will be issued, and may also include cash and other investments deposited with the Trustee at the time of issuance of such Notes or Certificates, as well as other credit enhancements that may be used to secure or support the Notes or Certificates. The Receivables for each series of Notes or Certificates will be pledged with or sold to the Trustee on behalf of the holders of the Notes or Certificates of that series, and will not be available for the Notes or Certificates of any other series. The Company will use the net proceeds from the sale of the Notes or Certificates to simultaneously purchase the Receivables to be pledged as security for, or sold in connection with, the issuance of such Notes or Certificates.

     During 1996, $694 million of 5.5% Total Rate of Return Asset
Backed Notes, due May 15, 1998, and $925 million of 5.125% Total
Rate Asset Backed Notes, due July 15, 1998, were retired. As of
December 27, 1996, there were no notes outstanding.

     At December 27, 1996, the Company had two registration statements on Form S-3 with the Securities and Exchange Commission for the issuance of approximately $191 million of securities.

Note 2.  Accounting Policies

     The Company borrows funds from an affiliate, as required.
Interest expense is allocated to the Company based on the rate of the asset financed. All other operating expenses are charged directly to the Parent.

 Note 3.  Income Taxes

     The results of operations of the Company are included in the consolidated Federal income tax return of ML&Co. ML&Co. allocates the income taxes to its subsidiaries in a manner that approximates the separate company method.

     The Company uses the asset and liability method in providing income taxes on all transactions that have been recognized in the financial statements. The asset and liability method requires that deferred taxes be adjusted to reflect the tax rates at which future taxable amounts will be settled or realized. The effects of tax rate changes on future deferred tax liabilities and deferred tax assets, as well as other changes in income tax laws, are recognized in net earnings in the period such changes are enacted.


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

     There were no notes outstanding at December 27, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to General Instruction J of Form 10-K, the information required by item 13 is omitted.


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 15

     (a) 1. See index in Item 8 appearing on page 4.
         2. Not applicable.
         3. Exhibits:

            (3)(I)   Certificate of Incorporation of
                     the Company (Incorporated by reference to Form 10, dated October 16, 1987).

            (3)(ii)  Amendment to the Certificate of
                     Incorporation of the Company (Incorporated by reference to Form 10, dated October 16, 1987).

            (3)(iii) By-Laws of the Company (Incorporated
                     by reference to Form 10, dated October 16, 1987).

            (23)     Independent Auditors' Consent.

     (b) Not applicable.
     (c) Not applicable.
     (d) Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


               ML ASSET BACKED CORPORATION

               By:     /s/ Richard M. Fuscone
               Name:   Richard M. Fuscone
               Title:  President and Chairman of the Board
               Dated:  March 25, 1997


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


               By:     /s/ Daniel Pace
               Name:   Daniel Pace
               Title:  Treasurer
               Date:   March 25, 1997



               By:     /s/ Michael M. McGovern
               Name:   Michael M. McGovern
               Title:  Secretary
               Date:   March 25, 1997

EXHIBITS INDEX                                  PAGE NO.

(23) Independent Auditors' Consent                14
(27) Financial Data Schedule                      15