Form 10-Q
period 1997-03-28
ML ASSET BACKED CORP
filed 1997-05-09
CIK 822760

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                                FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended             Commission File Number
        March 28, 1997                             0-16312
-------------------------------            ----------------------


                       ML ASSET BACKED CORPORATION
------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

          Delaware                                 13-3433607
-------------------------------                -------------------
(State  or other jurisdiction                    (IRS  Employer
of incorporation or organization               Identification No.)

World Financial Center
North Tower
250 Vesey Street - 10th Flr
New York, New York                                10281-1310
(Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code:(212) 449-0336

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

                                     Number of Shares Outstanding
     Title of Each Class             as of March 28, 1997
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

      The  Registrant had 100 shares of common stock  outstanding
(all  owned by Merrill Lynch Mortgage Capital Inc.) as of
May 8, 1997.

      The  Registrant meets the conditions set forth  in  General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                   ML ASSET BACKED CORPORATION

                        TABLE OF CONTENTS

                                                          Page No.
                                                          --------
PART I  FINANCIAL INFORMATION
------  ---------------------

  Item 1  Financial Statements

          Balance Sheets as of March 28, 1997
          and December 27, 1996                               3

          Statements of Operations and Retained
          Earnings for the three month periods
          ended March 28, 1997 and March 29, 1996             4

          Statements of Cash Flows for the three
          month periods ended March 28, 1997 and
          March 29, 1996                                      5

          Notes to Financial Statements                       6-7

  Item 2  Management's Discussion and Analysis of

          Financial Condition and Results of Operations       8


PART II OTHER INFORMATION
------- -----------------

  Item 1  Legal Proceedings                                   8

  Item 2  Changes in Securities                               8

  Item 3  Defaults upon Senior Securities                     8

  Item 4  Submission of Matters to a Vote of
          Security Holders                                    8

  Item 5  Other Information                                   8

  Item 6  Exhibits and Reports on Form 8-K                    8

Signatures                                                    9



                    ML ASSET BACKED CORPORATION
                           BALANCE SHEETS
             AS OF MARCH 28, 1997 AND DECEMBER 27, 1996


                                        1997          1996
                                       ------        ------
ASSET

Cash                                   $1,000        $1,000
                                       ------        ------

STOCKHOLDER'S EQUITY

 Common Stock, $10 par value;
 1,000 shares authorized
 100 shares issued and outstanding     $1,000        $1,000
                                       ------        ------




The accompanying notes are an integral part of these financial statements.




                    ML ASSET BACKED CORPORATION
          STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                 FOR THE THREE MONTH PERIODS ENDED
                 MARCH 28, 1997 AND MARCH 29, 1996


                                        1997          1996
                                       ------        ------

Revenues - Interest Income              $ -           $ -

Expenses - Interest Expense               -             -

Earnings Before Taxes                     -             -

Provision For Income Taxes                -             -

Net Earnings                              -             -

Retained earnings, beginning of period    -             -

Retained earnings, end of period        $ -           $ -






The accompanying notes are an integral part of these financial statements.




                    ML ASSET BACKED CORPORATION
                      STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTH PERIODS ENDED
                 MARCH 28, 1997 AND MARCH 29, 1996



                                             1997      1996
                                            ------    ------

CASH FLOW FROM OPERATING ACTIVITIES:

Net earnings                                $  -      $  -

CASH FLOWS FROM FINANCING ACTIVITIES           -         -
CASH FLOWS FROM INVESTING ACTIVITIES           -         -
                                            ------    ------
CHANGE IN CASH                                 -         -

CASH, BEGINNING OF PERIOD                    1,000     1,000
                                            ------    ------

CASH, END OF PERIOD                         $1,000    $1,000
                                            ------    ------

SUPPLEMENTAL INFORMATION:
Cash payments for interest and taxes        $  -      $  -
                                            ------    ------


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

     During 1996, $694 million of 5.5% Total Rate of Return Asset
Backed Notes, due May 15, 1998, and $925 million of 5.125% Total
Rate Asset Backed Notes, due July 15, 1998, were retired. As of
March 28, 1997, there were no notes outstanding.

     At March 28, 1997, the Company had two registration statements on Form S-3 with the Securities and Exchange Commission for the issuance of approximately $191 million of securities.

Note 2.  Accounting Policies

     The Company may borrow funds from an affiliate as needed.
Interest expense is allocated to the Company based on the rate of the asset financed. All other operating expenses are charged directly to the Parent.

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

PART II.  OTHER INFORMATION
          -----------------

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

             (b) All outstanding debt securities issued have been
                 retired. Reports for the Trust, prepared by the Master Servicer, are filed on Form 8-K when required.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





       By:\s\ Daniel G. Pace
              --------------
       Name:  Daniel G. Pace
       Title: Treasurer
       Dated: May 8, 1997


       By:\s\ Michael M. McGovern
              -------------------
       Name:  Michael M. McGovern
       Title: Secretary
       Dated: May 8, 1997