Form 10-Q
period 1997-06-27
ML ASSET BACKED CORP
filed 1997-08-11
CIK 822760

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                                FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended             Commission File Number
        June 27, 1997                             0-16312
-------------------------------            ----------------------


                      ML ASSET BACKED CORPORATION
------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

          Delaware                                 13-3433607
-------------------------------                -------------------
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

                                     Number of Shares Outstanding
     Title of Each Class             as of June 27, 1997
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

      The  Registrant had 100 shares of common stock  outstanding
(all  owned by Merrill Lynch Mortgage Capital Inc.) as of
August 8, 1997.

      The  Registrant meets the conditions set forth  in  General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                   ML ASSET BACKED CORPORATION

                        TABLE OF CONTENTS

                                                          Page No.
                                                          --------
PART I  FINANCIAL INFORMATION
------  ---------------------

  Item 1  Financial Statements

          Balance Sheets as of June 27, 1997
          and December 27, 1996                               4

          Statements of Operations and Retained
          Earnings for the three month periods
          ended June 27, 1997 and June 28, 1996               5

          Statements of Operations and Retained
          Earnings for the six month periods
          ended June 27, 1997 and June 28, 1996               6

          Statements of Cash Flows for the six
          month periods ended June 27, 1997 and
          June 28, 1996                                       7

          Notes to Financial Statements                       8-9

  Item 2  Management's Discussion and Analysis of

          Financial Condition and Results of Operations       9


PART II OTHER INFORMATION
------- -----------------

  Item 1  Legal Proceedings                                   10

  Item 2  Changes in Securities                               10

  Item 3  Defaults upon Senior Securities                     10

  Item 4  Submission of Matters to a Vote of
          Security Holders                                    10

  Item 5  Other Information                                   10

  Item 6  Exhibits and Reports on Form 8-K                    10

Signatures                                                    11



                    ML ASSET BACKED CORPORATION
                           BALANCE SHEETS
             AS OF JUNE 27, 1997 AND DECEMBER 27, 1996


                                        1997          1996
                                       ------        ------
ASSET

Cash                                   $1,000        $1,000
                                       ------        ------

STOCKHOLDER'S EQUITY

 Common Stock, $10 par value;
 1,000 shares authorized
 100 shares issued and outstanding     $1,000        $1,000
                                       ------        ------




The accompanying notes are an integral part of these financial statements.




                    ML ASSET BACKED CORPORATION
          STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                 FOR THE THREE MONTH PERIODS ENDED
                 JUNE 27, 1997 AND JUNE 28, 1996


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




                    ML ASSET BACKED CORPORATION
          STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                  FOR THE SIX MONTH PERIODS ENDED
                  JUNE 27, 1997 AND JUNE 28, 1996


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




                    ML ASSET BACKED CORPORATION
                      STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTH PERIODS ENDED
                  JUNE 27, 1997 AND JUNE 28, 1996



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

     During 1996, $694 million of 5.5% Total Rate of Return Asset
Backed Notes, due May 15, 1998, and $925 million of 5.125% Total
Rate Asset Backed Notes, due July 15, 1998, were retired. As of
June 27, 1997, there were no notes outstanding.

     At June 27, 1997, the Company had two registration statements on Form S-3 with the Securities and Exchange Commission for the issuance of approximately $191 million of securities.

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





       By:\s\ Thomas Layton
              --------------
       Name:  Thomas Layton
       Title: Treasurer
       Dated: August 8, 1997


       By:\s\ Michael M. McGovern
              -------------------
       Name:  Michael M. McGovern
       Title: Secretary
       Dated: August 8, 1997