Form 10-Q/A
period 1996-03-29
ML ASSET BACKED CORP
filed 1997-11-12
CIK 822760

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                            FORM 10-Q
        Quarterly Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934

                             AMENDED


For the quarterly period ended                   Commission File Number
       March 29, 1996                                    0-16312
--------------------------------                 ----------------------

                         ML ASSET BACKED CORPORATION
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

        Delaware                                     13-3433607
----------------------------------       -----------------------------------
(State  or other jurisdiction           (IRS  EmployerIdentification Number)
of incorporation or organization)

World Financial Center
North Tower, Room 15-097
250 Vesey Street
New York, New York                                     10281-1315
----------------------------------------               ----------
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

Item 5.    Other Events.

           This report and the attached Exhibit are filed as an amendment to the 10-Q filed for the first quarter of 1996.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





       By:\s\ Thomas Layton
              --------------
       Name:  Thomas Layton
       Title: Vice President
       Dated: November 10, 1997


       By:\s\ Michael M. McGovern
              -------------------
       Name:  Michael M. McGovern
       Title: Secretary
       Dated: November 10, 1997

EXHIBITS INDEX                                  PAGE NO.

EX-27 FINANCIAL DATA SCHEDULE                      5