Form 10-Q/A
period 1996-06-28
ML ASSET BACKED CORP
filed 1997-11-12
CIK 822760

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-Q
        Quarterly Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934

                            AMENDED


For the quarterly period ended             Commission File Number
       June 28, 1996                              0-16312
--------------------------------             ----------------------

                         ML ASSET BACKED CORPORATION
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

        Delaware                                     13-3433607
----------------------------------       -----------------------------------
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


Item 5.    Other Events.

           This report and the attached Exhibit are filed as an amendment to the 10-Q filed for the second quarter of 1996.

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