Form 10-Q/A
period 1997-03-28
ML ASSET BACKED CORP
filed 1997-11-12
CIK 822760

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                                FORM 10-Q

                                 AMENDED


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                   Commission File Number
        March 28, 1997                                  0-16312
-------------------------------                  ----------------------


                        ML ASSET BACKED CORPORATION
------------------------------------------------------------------------
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


Item 5.    Other Events.

           This report and the attached Exhibit are filed as an amendment to the 10-Q filed for the first quarter of 1997.

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