Form 10-Q/A
period 1997-06-27
ML ASSET BACKED CORP
filed 1997-11-12
CIK 822760

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                                FORM 10-Q

                                 AMENDED


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended               Commission File Number
        June 27, 1997                                0-16312
---------------------------------            ----------------------


                      ML ASSET BACKED CORPORATION
--------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

          Delaware                                    13-3433607
---------------------------------                -------------------
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


Item 5.    Other Events.

           This report and the attached Exhibit are filed as an amendment to the 10-Q filed for the second quarter of 1997.

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