Form 10-K
period 1997-12-26
ML ASSET BACKED CORP
filed 1998-03-26
CIK 822760

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                                FORM 10-K


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the year ended                              December 26, 1997
                                                -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _________

Commission File Number   0-16312

                       ML ASSET BACKED CORPORATION
- ------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

          Delaware                                 13-3433607
- -------------------------------                -------------------
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

                                     Number of Shares Outstanding
     Title of Each Class             as of December 26, 1997
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

      The  Registrant had 100 shares of common stock  outstanding
(all  owned by Merrill Lynch Mortgage Capital Inc.) as of
March 25, 1998.

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

     During 1996, $694 million of 5.5% Total Rate of Return Asset
Backed Notes, due May 15, 1998, and $925 million of 5.125% Total
Rate Asset Backed Notes, due July 15, 1998, were retired. As of
December 26, 1997, there were no notes outstanding.

     At December 26, 1997, the Company had two registration statements on Form S-3 with the Securities and Exchange Commission for the issuance of approximately $191 million of securities.


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

     (b) The number of holders of record as of December 26, 1997 was as follows:

                          Number of Record
                              Holders
                          ----------------
      Common Stock               1


     (c) No dividend has been declared during the fiscal years 1995, 1996, and 1997.


ITEM 6. SELECTED FINANCIAL DATA

     Pursuant to General Instruction J of Form 10-K, the information required by item 6 is omitted.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

     Pursuant to General Instruction J of Form 10-K, there were no material changes in the financial condition or in the results of operations.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Index                                            Page
     -----                                            ----

     Independent Auditors' Report                       5

     Balance Sheets as of December 26, 1997
     and December 27, 1996                              6

     Statements of Operations and Retained Earnings
     for the Years Ended December 26, 1997,
     December 27, 1996, and December 29, 1995           7

     Statements of Cash Flows for the Years Ended
     December 26, 1997, December 27, 1996, and
     December 29, 1995                                  8

     Notes to Financial Statements                    9-10

             INDEPENDENT AUDITORS' REPORT



To the Board of Directors of ML Asset Backed Corporation:

We have audited the accompanying balance sheets of ML Asset Backed Corporation as of December 26, 1997 and December 27, 1996 and the related statements of operations and retained earnings and cash flows for each of the three years in the period ended December 26, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of ML Asset Backed Corporation at December 26, 1997 and December 27, 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 26, 1997 in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP
New York, New York
March 26, 1998



                    ML ASSET BACKED CORPORATION
                           BALANCE SHEETS
            AS OF DECEMBER 26, 1997 AND DECEMBER 27, 1996


                                        1997          1996
                                       ______        ______
ASSET

Cash                                   $1,000        $1,000
                                       ------        ------

STOCKHOLDER'S EQUITY

 Common Stock, $10 par value;
 1,000 shares authorized
 100 shares issued and outstanding     $1,000        $1,000
                                       ------        ------




The accompanying notes are an integral part of these financial statements.





                    ML ASSET BACKED CORPORATION
          STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                        FOR THE YEARS ENDED
      DECEMBER 26, 1997, DECEMBER 27, 1996, AND DECEMBER 29, 1995


                                     1997      1996      1995
                                     _____     _____     _____

Revenues - Interest Income           $ -       $ -       $ -

Expenses - Interest Expense            -         -         -

Earnings Before Taxes                  -         -         -

Provision For Income Taxes             -         -         -

Net Earnings                           -         -         -


Retained earnings, beginning of year   -         -         -

Retained earnings, end of year       $ -       $ -       $ -






The accompanying notes are an integral part of these financial statements.




                    ML ASSET BACKED CORPORATION
                      STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED
    DECEMBER 26, 1997, DECEMBER 27, 1996, AND DECEMBER 29, 1995


                                             1997      1996      1995
                                            ______    ______    ______

CASH FLOW FROM OPERATING ACTIVITIES:

Net earnings                                $  -      $  -      $  -

CASH FLOWS FROM FINANCING ACTIVITIES           -         -         -

CASH FLOWS FROM INVESTING ACTIVITIES           -         -         -
                                            ------    ------    ------
CHANGE IN CASH                                 -         -         -

CASH, BEGINNING OF YEAR                      1,000     1,000     1,000
                                            ------    ------    ------

CASH, END OF YEAR                           $1,000    $1,000    $1,000
                                            ------    ------    ------

SUPPLEMENTAL INFORMATION:
Cash payments for interest and taxes        $  -      $  -      $  -
                                            ------    ------    ------


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

     During 1996, $694 million of 5.5% Total Rate of Return Asset
Backed Notes, due May 15, 1998, and $925 million of 5.125% Total
Rate Asset Backed Notes, due July 15, 1998, were retired. As of
December 26, 1997, there were no notes outstanding.

     At December 26, 1997, the Company had two registration statements on Form S-3 with the Securities and Exchange Commission for the issuance of approximately $191 million of securities.

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

     There were no notes outstanding at December 26, 1997.

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


               ML ASSET BACKED CORPORATION

               By:     /s/ Michael J. Normile
               Name:   Michael J. Normile
               Title:  President and Chairman of the Board
               Dated:  March 26, 1998


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


               By:     /s/ Thomas Layton
               Name:   Thomas Layton
               Title:  Treasurer
               Date:   March 26, 1998



               By:     /s/ Michael M. McGovern
               Name:   Michael M. McGovern
               Title:  Secretary
               Date:   March 26, 1998

EXHIBITS INDEX                                  PAGE NO.

(23) Independent Auditors' Consent                 14
(27) Financial Data Schedule                       15