Form 10-Q
period 1998-03-27
ML ASSET BACKED CORP
filed 1998-05-15
CIK 822760

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    March 27, 1998
                                                -----------------
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

                                     Number of Shares Outstanding
     Title of Each Class             as of March 27, 1998
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

      The  Registrant had 100 shares of common stock  outstanding
(all  owned by Merrill Lynch Mortgage Capital Inc.) as of
May 11, 1998.

      The  Registrant meets the conditions set forth  in  General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                   ML ASSET BACKED CORPORATION

                        TABLE OF CONTENTS

                                                          Page No.
                                                          --------
PART I  FINANCIAL INFORMATION
------  ---------------------

  Item 1  Financial Statements

          Balance Sheets as of March 27, 1998
          and December 26, 1997                               3

          Statements of Operations and Retained
          Earnings for the three month periods
          ended March 27, 1998 and March 28, 1997             4

          Statements of Cash Flows for the three
          month periods ended March 27, 1998 and
          March 28, 1997                                      5

          Notes to Financial Statements                       6-7

  Item 2  Management's Discussion and Analysis of

          Financial Condition and Results of Operations       8


PART II OTHER INFORMATION
------- -----------------

  Item 1  Legal Proceedings                                   8

  Item 2  Changes in Securities                               8

  Item 3  Defaults upon Senior Securities                     8

  Item 4  Submission of Matters to a Vote of
          Security Holders                                    8

  Item 5  Other Information                                   8

  Item 6  Exhibits and Reports on Form 8-K                    8

Signatures                                                    9



                    ML ASSET BACKED CORPORATION
                           BALANCE SHEETS
             AS OF MATCH 27, 1998 AND DECEMBER 26, 1997


                                        1998          1997
                                       ------        ------
ASSET

Cash                                   $1,000        $1,000
                                       ------        ------

STOCKHOLDER'S EQUITY

 Common Stock, $10 par value;
 1,000 shares authorized
 100 shares issued and outstanding     $1,000        $1,000
                                       ------        ------




The accompanying notes are an integral part of these financial statements.




                    ML ASSET BACKED CORPORATION
          STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                 FOR THE THREE MONTH PERIODS ENDED
                 MARCH 27, 1998 AND MARCH 28, 1997


                                        1998          1997
                                       ------        ------

Revenues - Interest Income              $ -           $ -

Expenses - Interest Expense               -             -

Earnings Before Taxes                     -             -

Provision For Income Taxes                -             -

Net Earnings                              -             -

Retained earnings, beginning of year      -             -

Retained earnings, end of year          $ -           $ -






The accompanying notes are an integral part of these financial statements.




                    ML ASSET BACKED CORPORATION
                      STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTH PERIODS ENDED
                 MARCH 27, 1998 AND MARCH 28, 1997



                                             1998      1997
                                            ------    ------

CASH FLOW FROM OPERATING ACTIVITIES:

Net earnings                                $  -      $  -

CASH FLOWS FROM FINANCING ACTIVITIES           -         -
CASH FLOWS FROM INVESTING ACTIVITIES           -         -
                                            ------    ------
CHANGE IN CASH                                 -         -

CASH, BEGINNING OF YEAR                      1,000     1,000
                                            ------    ------

CASH, END OF YEAR                           $1,000    $1,000
                                            ------    ------

SUPPLEMENTAL INFORMATION:
Cash payments for interest and taxes        $  -      $  -
                                            ------    ------


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

     During 1996, $694 million of 5.5% Total Rate of Return Asset
Backed Notes, due May 15, 1998, and $925 million of 5.125% Total
Rate Asset Backed Notes, due July 15, 1998, were retired. As of
March 27, 1998, there were no notes outstanding.

     At March 27, 1998, the Company had two registration statements on Form S-3 with the Securities and Exchange Commission for the issuance of approximately $191 million of securities.

Note 2.  Accounting Policies

     The Company may borrow funds from an affiliate, as needed.
Interest expense is allocated to the Company based on the rate of the asset financed. All other operating expenses are charged directly to the Parent.

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

             (b) Reports for the Trust prepared by the
                 Master Servicer are filed on Form 8-K.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





       By:\s\ Thomas Layton
       Name:  Thomas Layton
       Title:  Treasurer
       Dated:  May 11, 1998


       By:\s\ Michael M. McGovern
       Name:  Michael M. McGovern
       Title:  Secretary
       Dated:  May 11, 1998