Form 10-Q
period 1998-09-25
ML ASSET BACKED CORP
filed 1998-11-17
CIK 822760

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    Sept 25, 1998
                                                -----------------
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

                                     Number of Shares Outstanding
     Title of Each Class             as of Sept 25, 1998
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

      The  Registrant had 100 shares of common stock  outstanding
(all  owned by Merrill Lynch Mortgage Capital Inc.) as of
Sept. 25, 1998.

      The  Registrant meets the conditions set forth  in  General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                   ML ASSET BACKED CORPORATION

                        TABLE OF CONTENTS

                                                          Page No.
                                                          --------
PART I  FINANCIAL INFORMATION
------  ---------------------

  Item 1  Financial Statements

          Balance Sheets as of Sept 25, 1998
          and December 26, 1997                               3

          Statements of Operations and Retained
          Earnings for the three month periods
          ended Sept 25, 1998 and Sept 26, 1997               4

          Statements of Cash Flows for the three
          month periods ended Sept 25, 1998 and
          Sept 26, 1997                                       5

          Notes to Financial Statements                       6-7

  Item 2  Management's Discussion and Analysis of

          Financial Condition and Results of Operations       8


PART II OTHER INFORMATION
------- -----------------

  Item 1  Legal Proceedings                                   8

  Item 2  Changes in Securities                               8

  Item 3  Defaults upon Senior Securities                     8

  Item 4  Submission of Matters to a Vote of
          Security Holders                                    8

  Item 5  Other Information                                   8

  Item 6  Exhibits and Reports on Form 8-K                    8

Signatures                                                    9



                    ML ASSET BACKED CORPORATION
                           BALANCE SHEETS
             AS OF SEPT 25, 1998 AND DECEMBER 26, 1997


                                        1998          1997
                                       ------        ------
ASSET

Cash                                   $1,000        $1,000
                                       ------        ------

STOCKHOLDER'S EQUITY

 Common Stock, $10 par value;
 1,000 shares authorized
 100 shares issued and outstanding     $1,000        $1,000
                                       ------        ------




The accompanying notes are an integral part of these financial statements.




                    ML ASSET BACKED CORPORATION
          STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                 FOR THE THREE MONTH PERIODS ENDED
                   SEPT 25, 1998 AND SEPT 26, 1997


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




                    ML ASSET BACKED CORPORATION
                      STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTH PERIODS ENDED
                   SEPT 25, 1998 AND SEPT 26, 1997



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

     During 1996, $694 million of 5.5% Total Rate of Return Asset
Backed Notes, due May 15, 1998, and $925 million of 5.125% Total
Rate Asset Backed Notes, due July 15, 1998, were retired. As of
Sept 25, 1998, there were no notes outstanding.

     At Sept 25, 1998, the Company had two registration statements on Form S-3 with the Securities and Exchange Commission for the issuance of approximately $191 million of securities.

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

 Note 4.    Year 2000

      The Company does not believe that it has a material problem resulting from the inability of computer programs to properly recognize a year that begins with "20" instead of "19". The Company's operations do not relay on information technology, but, to the extent that information technology becomes a significant element of Company's operations, the Company would relay on its parent, ML&Co., with respect to its information technology. Therefore, the Company would rely on the initiatives of its ML&Co. with respect to Year
2000 compliance.

       ML&Co. believes that it has identified and evaluated its internal Year 2000 problem and that it is devoting sufficient resources to renovating technology systems that are not already Year 2000 compliant. ML&Co. has allotted nearly 10% of the current year's technology budget to its Year 2000 compliance efforts. By the end of the third quarter of 1998, the total amount spent by ML&Co. on its Year 2000 compliance initiatives is expected to be approximately
$400 million. There can be no assurances that the cost of Year 2000 compliance will not exceed those allocated by ML&Co., nor can there be any assurances that these compliance efforts will succeed.

        The Company maintains relationships certain third-parties, and is undertaking to assess the Year 2000 readiness of these third-parties. To the extent that these third-parties are adversely impacted by the Year 2000 issues, there can be no assurance that the Company will not also be materially adversely affected.

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





       By:\s\ Thomas Layton
       Name:  Thomas Layton
       Title:  Treasurer
       Dated:  November 16, 1998


       By:\s\ Michael M. McGovern
       Name:  Michael M. McGovern
       Title:  Secretary
       Dated:  November 16, 1998