Form 10-K
period 1998-12-25
ML ASSET BACKED CORP
filed 1999-03-25
CIK 822760

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                                FORM 10-K


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the year ended                              December 25, 1998
                                                -----------------

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

World Financial Center
North Tower
250 Vesey Street - 12rd Flr
New York, New York                                10281-1312
(Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code:(212) 449-0336

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

                                     Number of Shares Outstanding
     Title of Each Class             as of December 25, 1998
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

      The  Registrant had 100 shares of common stock  outstanding
(all  owned by Merrill Lynch Mortgage Capital Inc.) as of
March 25, 1999.

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

     Each series of the Company's Notes or Certificates will be secured by, or represent ownership of, a separate and identifiable pool of Receivables purchased in connection with the issuance of such Notes or Certificates. Additional security for each series will be provided by collections and/or distributions on the Receivables which will be remitted to an account or accounts to be established with the trustee (the "Trustee") under the indenture, sale and servicing agreement or other similar agreement pursuant to which such Notes or Certificates will be issued, and may also include cash and other investments deposited with the Trustee at the time of issuance of such Notes or Certificates, as well as other credit enhancements that may be used to secure or support the

Notes or Certificates. The Receivables for each series of Notes or Certificates will be pledged with or sold to the Trustee on behalf of the holders of the Notes or Certificates of that series, and will not be available for the Notes or Certificates of any other series. The Company will use the net proceeds from the sale of the Notes or Certificates to simultaneously purchase the Receivables to be pledged as security for, or sold in connection with, the issuance of such Notes or Certificates. As of December 25, 1998, there were no notes outstanding.

     At December 25, 1998, the Company had two registration statements on Form S-3 with the Securities and Exchange Commission for the issuance of approximately $191 million of securities.


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

     (b) The number of holders of record as of December 25, 1998 was as follows:

                          Number of Record
                              Holders
                          ----------------
      Common Stock               1


     (c) No dividend has been declared during the fiscal years 1996, 1997, and 1998.


ITEM 6. SELECTED FINANCIAL DATA

     Pursuant to General Instruction J of Form 10-K, the information required by item 6 is omitted.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

     Pursuant to General Instruction J of Form 10-K, there were no material changes in the financial condition or in the results of operations.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Index                                            Page
     -----                                            ----

     Independent Auditors' Report                       5

     Balance Sheets as of December 25, 1998
     and December 26, 1997                              6

     Statements of Operations and Retained Earnings
     for the Years Ended December 25, 1998,
     December 26, 1997, and December 27, 1996           7

     Statements of Cash Flows for the Years Ended
     December 25, 1998, December 26, 1997, and
     December 27, 1996                                  8

     Notes to Financial Statements                    9-10

             INDEPENDENT AUDITORS' REPORT



To the Board of Directors of ML Asset Backed Corporation:

We have audited the accompanying balance sheets of ML Asset Backed Corporation as of December 25, 1998 and December 26, 1997 and the related statements of operations and retained earnings and cash flows for each of the three years in the period ended December 25, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of ML Asset Backed Corporation at December 25, 1998 and December 26, 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 25, 1998 in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP
New York, New York
March 19, 1999



                    ML ASSET BACKED CORPORATION
                           BALANCE SHEETS
            AS OF DECEMBER 25, 1998 AND DECEMBER 26, 1997


                                        1998          1997
                                       ______        ______
ASSET

Cash                                   $1,000        $1,000
                                       ------        ------

STOCKHOLDER'S EQUITY

 Common Stock, $10 par value;
 1,000 shares authorized
 100 shares issued and outstanding     $1,000        $1,000
                                       ------        ------




The accompanying notes are an integral part of these financial statements.





                    ML ASSET BACKED CORPORATION
          STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                        FOR THE YEARS ENDED
      DECEMBER 25, 1998, DECEMBER 26, 1997, AND DECEMBER 27, 1996


                                     1998      1997      1996
                                     _____     _____     _____

Revenues - Interest Income           $ -       $ -       $ -

Expenses - Interest Expense            -         -         -

Earnings Before Taxes                  -         -         -

Provision For Income Taxes             -         -         -

Net Earnings                           -         -         -


Retained earnings, beginning of year   -         -         -

Retained earnings, end of year       $ -       $ -       $ -






The accompanying notes are an integral part of these financial statements.




                    ML ASSET BACKED CORPORATION
                      STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED
    DECEMBER 25, 1998, DECEMBER 26, 1997, AND DECEMBER 27, 1996


                                             1998      1997      1996
                                            ______    ______    ______

CASH FLOW FROM OPERATING ACTIVITIES:

Net earnings                                $  -      $  -      $  -

CASH FLOWS FROM FINANCING ACTIVITIES           -         -         -

CASH FLOWS FROM INVESTING ACTIVITIES           -         -         -
                                            ------    ------    ------
CHANGE IN CASH                                 -         -         -

CASH, BEGINNING OF YEAR                      1,000     1,000     1,000
                                            ------    ------    ------

CASH, END OF YEAR                           $1,000    $1,000    $1,000
                                            ------    ------    ------

SUPPLEMENTAL INFORMATION:
Cash payments for interest and taxes        $  -      $  -      $  -
                                            ------    ------    ------


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

     Each series of the Company's Notes or Certificates will be secured by, or represent ownership of, a separate and identifiable pool of Receivables purchased in connection with the issuance of such Notes or Certificates. Additional security for each series will be provided by collections and/or distributions on the Receivables which will be remitted to an account or accounts to be established with the trustee (the "Trustee") under the indenture, sale and servicing agreement or other similar agreement pursuant to which such Notes or Certificates will be issued, and may also include cash and other investments deposited with the Trustee at the time of issuance of such Notes or Certificates, as well as other credit enhancements that may be used to secure or support the Notes or Certificates. The Receivables for each series of Notes or Certificates will be pledged with or sold to the Trustee on behalf of the holders of the Notes or Certificates of that series, and will not be available for the Notes or Certificates of any other series. The Company will use the net proceeds from the sale of the Notes or Certificates to simultaneously purchase the Receivables to be pledged as security for, or sold in connection with, the issuance of such Notes or Certificates. As of December 25, 1998, there were no notes outstanding.

     At December 25, 1998, the Company had two registration statements on Form S-3 with the Securities and Exchange Commission for the issuance of approximately $191 million of securities.

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

     There were no notes outstanding at December 25, 1998.

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


               ML ASSET BACKED CORPORATION

               By:     /s/ Robert J. Little
               Name:   Robert J. Little
               Title:  President and Chairman of the Board
               Dated:  March 25, 1999


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


               By:     /s/ Thomas Layton
               Name:   Thomas Layton
               Title:  Treasurer
               Date:   March 25, 1999



               By:     /s/ Michael M. McGovern
               Name:   Michael M. McGovern
               Title:  Secretary
               Date:   March 25, 1999

EXHIBITS INDEX                                  PAGE NO.

(23) Independent Auditors' Consent                 14
(27) Financial Data Schedule                       15