Form 10-Q
period 1999-03-26
ML ASSET BACKED CORP
filed 1999-05-10
CIK 822760

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    Mar 26, 1999
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

                                     Number of Shares Outstanding
     Title of Each Class             as of Mar 26, 1999
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

      The  Registrant had 100 shares of common stock  outstanding
(all  owned by Merrill Lynch Mortgage Capital Inc.) as of
Mar. 26, 1999.

      The  Registrant meets the conditions set forth  in  General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                   ML ASSET BACKED CORPORATION

                        TABLE OF CONTENTS

                                                          Page No.
                                                          --------
PART I  FINANCIAL INFORMATION
------  ---------------------

  Item 1  Financial Statements

          Balance Sheets as of Mar 26, 1999
          and December 25, 1998                               3

          Statements of Operations and Retained
          Earnings for the three month periods
          ended Mar 26, 1999 and Mar 27, 1998                 4

          Statements of Cash Flows for the three
          month periods ended Mar 26, 1999 and
          Mar 27, 1998                                        5

          Notes to Financial Statements                       6-7

  Item 2  Management's Discussion and Analysis of

          Financial Condition and Results of Operations       8


PART II OTHER INFORMATION
------- -----------------

  Item 1  Legal Proceedings                                   8

  Item 2  Changes in Securities                               8

  Item 3  Defaults upon Senior Securities                     8

  Item 4  Submission of Matters to a Vote of
          Security Holders                                    8

  Item 5  Other Information                                   8

  Item 6  Exhibits and Reports on Form 8-K                    8

Signatures                                                    9



                    ML ASSET BACKED CORPORATION
                           BALANCE SHEETS
             AS OF Mar 26, 1999 AND DECEMBER 25, 1998


                                        1999          1998
                                       ------        ------
ASSET

Cash                                   $1,000        $1,000
                                       ------        ------

STOCKHOLDER'S EQUITY

 Common Stock, $10 par value;
 1,000 shares authorized
 100 shares issued and outstanding     $1,000        $1,000
                                       ------        ------




The accompanying notes are an integral part of these financial statements.




                    ML ASSET BACKED CORPORATION
          STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                 FOR THE THREE MONTH PERIODS ENDED
                   Mar 26, 1999 AND Mar 27, 1998


                                        1999          1998
                                       ------        ------

Revenues - Interest Income              $ -           $ -

Expenses - Interest Expense               -             -

Earnings Before Taxes                     -             -

Provision For Income Taxes                -             -

Net Earnings                              -             -

Retained earnings, beginning of year      -             -

Retained earnings, end of year          $ -           $ -






The accompanying notes are an integral part of these financial statements.




                    ML ASSET BACKED CORPORATION
                      STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTH PERIODS ENDED
                   Mar 26, 1999 AND Mar 27, 1998



                                             1999      1998
                                            ------    ------

CASH FLOW FROM OPERATING ACTIVITIES:

Net earnings                                $  -      $  -

CASH FLOWS FROM FINANCING ACTIVITIES           -         -
CASH FLOWS FROM INVESTING ACTIVITIES           -         -
                                            ------    ------
CHANGE IN CASH                                 -         -

CASH, BEGINNING OF YEAR                      1,000     1,000
                                            ------    ------

CASH, END OF YEAR                           $1,000    $1,000
                                            ------    ------

SUPPLEMENTAL INFORMATION:
Cash payments for interest and taxes        $  -      $  -
                                            ------    ------


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


     At Mar 26, 1999, the Company had two registration statements on Form S-3 with the Securities and Exchange Commission for the issuance of approximately $191 million of securities.

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

 Note 4.    Year 2000

      The Company does not believe that it has a material problem resulting from the inability of computer programs to properly recognize a year that begins with "20" instead of "19". The Company's operations do not relay on information technology, but, to the extent that information technology becomes a significant element of Company's operations, the Company would rely on its parent, ML&Co., with respect to its information technology. Therefore, the Company would rely on the initiatives of its ML&Co. with respect to Year
2000 compliance.

       ML&Co. believes that it has identified and evaluated its internal Year 2000 problem and that it is devoting sufficient resources to renovating technology systems that are not already Year 2000 compliant. ML&Co. has allotted nearly 10% of the current year's technology budget to its Year 2000 compliance efforts. By the end of the third quarter of 1999, the total amount spent by ML&Co. on its Year 2000 compliance initiatives is expected to be approximately
$400 million. There can be no assurances that the cost of Year 2000 compliance will not exceed those allocated by ML&Co., nor can there be any assurances that these compliance efforts will succeed.

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





       By:\s\ Thomas Layton
       Name:  Thomas Layton
       Title:  Treasurer
       Dated:  May 10, 1999


       By:\s\ Michael M. McGovern
       Name:  Michael M. McGovern
       Title:  Secretary
       Dated:  May 10, 1999