Form 10-Q
period 1999-06-25
ML ASSET BACKED CORP
filed 1999-08-06
CIK 822760

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    June 25, 1999
                                                -----------------
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

                                     Number of Shares Outstanding
     Title of Each Class             as of June 25, 1999
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

      The  Registrant had 100 shares of common stock  outstanding
(all  owned by Merrill Lynch Mortgage Capital Inc.) as of
June 25, 1999.

      The  Registrant meets the conditions set forth  in  General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                   ML ASSET BACKED CORPORATION

                        TABLE OF CONTENTS

                                                          Page No.
                                                          --------
PART I  FINANCIAL INFORMATION
------  ---------------------

  Item 1  Financial Statements

          Balance Sheets as of June 25, 1999
          and December 25, 1998                               3

          Statements of Operations and Retained
          Earnings for the three month periods
          ended June 25, 1999 and June 26, 1998               4

          Statements of Cash Flows for the three
          month periods ended June 25, 1999 and
          June 26, 1998                                       5

          Notes to Financial Statements                       6-7

  Item 2  Management's Discussion and Analysis of

          Financial Condition and Results of Operations       8


PART II OTHER INFORMATION
------- -----------------

  Item 1  Legal Proceedings                                   8

  Item 2  Changes in Securities                               8

  Item 3  Defaults upon Senior Securities                     8

  Item 4  Submission of Matters to a Vote of
          Security Holders                                    8

  Item 5  Other Information                                   8

  Item 6  Exhibits and Reports on Form 8-K                    8

Signatures                                                    9



                    ML ASSET BACKED CORPORATION
                           BALANCE SHEETS
              AS OF June 25, 1999 AND DECEMBER 25, 1998


                                        1999          1998
                                       ------        ------
ASSET

Cash                                   $1,000        $1,000
                                       ------        ------

STOCKHOLDER'S EQUITY

 Common Stock, $10 par value;
 1,000 shares authorized
 100 shares issued and outstanding     $1,000        $1,000
                                       ------        ------




The accompanying notes are an integral part of these financial statements.




                    ML ASSET BACKED CORPORATION
          STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                 FOR THE THREE MONTH PERIODS ENDED
                   June 25, 1999 AND June 26, 1998


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




                    ML ASSET BACKED CORPORATION
                      STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTH PERIODS ENDED
                   June 25, 1999 AND June 26, 1998



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


     At June 25, 1999, the Company had two registration statements on Form S-3 with the Securities and Exchange Commission for the issuance of approximately $191 million of securities.

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





       By:\s\ Thomas Layton
       Name:  Thomas Layton
       Title:  Treasurer
       Dated:  August 9, 1999


       By:\s\ Michael M. McGovern
       Name:  Michael M. McGovern
       Title:  Secretary
       Dated:  August 9, 1999