Form 10-Q
period 2000-06-30
ML ASSET BACKED CORP
filed 2000-10-30
CIK 822760

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    June 30, 2000
                                                ---------------------
Commission File Number                               0-16312

                       ML ASSET BACKED CORPORATION
------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

          Delaware                                 13-3433607
-------------------------------                -------------------
(State  or other jurisdiction                    (IRS  Employer
of incorporation or organization               Identification No.)

4 World Financial Center
Floor 12
New York, New York                                10080
(Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code:(212) 449-0336

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

                                     Number of Shares Outstanding
     Title of Each Class             as of June 30, 2000
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

      The  Registrant had 100 shares of common stock  outstanding
(all  owned by Merrill Lynch Mortgage Capital Inc.) as of
June 30, 2000.

      The  Registrant meets the conditions set forth  in  General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                   ML ASSET BACKED CORPORATION

                        TABLE OF CONTENTS

                                                          Page No.
                                                          --------
PART I  FINANCIAL INFORMATION
------  ---------------------

  Item 1  Financial Statements

          Balance Sheets as of June 30, 2000
          and December 31, 1999                               3

          Statements of Operations and Retained
          Earnings for the three month periods
          ended June 30, 2000 and June 25, 1999               4

          Statements of Cash Flows for the three
          month periods ended June 30, 2000 and
          June 25, 1999                                       5

          Notes to Financial Statements                       6-7

  Item 2  Management's Discussion and Analysis of

          Financial Condition and Results of Operations       8


PART II OTHER INFORMATION
------- -----------------

  Item 1  Legal Proceedings                                   8

  Item 2  Changes in Securities                               8

  Item 3  Defaults upon Senior Securities                     8

  Item 4  Submission of Matters to a Vote of
          Security Holders                                    8

  Item 5  Other Information                                   8

  Item 6  Exhibits and Reports on Form 8-K                    8

Signatures                                                    9



                    ML ASSET BACKED CORPORATION
                           BALANCE SHEETS
              AS OF June 30, 2000 AND DECEMBER 31, 1999


                                        2000          1999
                                       ------        ------
ASSET

Cash                                   $1,000        $1,000
                                       ------        ------

STOCKHOLDER'S EQUITY

 Common Stock, $10 par value;
 1,000 shares authorized
 100 shares issued and outstanding     $1,000        $1,000
                                       ------        ------




The accompanying notes are an integral part of these financial statements.




                    ML ASSET BACKED CORPORATION
          STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                 FOR THE THREE MONTH PERIODS ENDED
                 June 30, 2000 AND June 25, 1999


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




                    ML ASSET BACKED CORPORATION
                      STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTH PERIODS ENDED
                 June 30, 2000 AND June 25, 1999



                                             2000      1999
                                            ------    ------

CASH FLOW FROM OPERATING ACTIVITIES:

Net earnings                                $  -      $  -

CASH FLOWS FROM FINANCING ACTIVITIES           -         -
CASH FLOWS FROM INVESTING ACTIVITIES           -         -
                                            ------    ------
CHANGE IN CASH                                 -         -

CASH, BEGINNING OF YEAR                      1,000     1,000
                                            ------    ------

CASH, END OF YEAR                           $1,000    $1,000
                                            ------    ------

SUPPLEMENTAL INFORMATION:
Cash payments for interest and taxes        $  -      $  -
                                            ------    ------


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


  At June 30, 2000, the Company had one registration statement on Form S-3, File No. 333-39977,with the Securities and Exchange Commission for the issuance of approximately $ 1 billion of securities. The registration statement, File No. 33-48133, on Form S-3 with the Securities and Exchange Commission was declared abandoned on May 25, 2000.

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





       By:\s\ Thomas Layton
       Name:  Thomas Layton
       Title:  Treasurer
       Dated:  August 14, 2000


       By:\s\ Michael M. McGovern
       Name:  Michael M. McGovern
       Title:  Secretary
       Dated:  August 14, 2000