Form 10-Q
period 2000-09-29
ML ASSET BACKED CORP
filed 2000-10-30
CIK 822760

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    September 29, 2000
                                                ---------------------
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

                                     Number of Shares Outstanding
     Title of Each Class             as of September 29, 2000
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

      The  Registrant had 100 shares of common stock  outstanding
(all  owned by Merrill Lynch Mortgage Capital Inc.) as of
September 29, 2000.

      The  Registrant meets the conditions set forth  in  General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                   ML ASSET BACKED CORPORATION

                        TABLE OF CONTENTS

                                                          Page No.
                                                          --------
PART I  FINANCIAL INFORMATION
------  ---------------------

  Item 1  Financial Statements

          Balance Sheets as of September 29, 2000
          and December 31, 1999                               3

          Statements of Operations and Retained
          Earnings for the three month periods
          ended September 29, 2000 and September 24, 1999     4

          Statements of Cash Flows for the three
          month periods ended September 29, 2000 and
          September 24, 1999                                  5

          Notes to Financial Statements                       6-7

  Item 2  Management's Discussion and Analysis of

          Financial Condition and Results of Operations       8


PART II OTHER INFORMATION
------- -----------------

  Item 1  Legal Proceedings                                   8

  Item 2  Changes in Securities                               8

  Item 3  Defaults upon Senior Securities                     8

  Item 4  Submission of Matters to a Vote of
          Security Holders                                    8

  Item 5  Other Information                                   8

  Item 6  Exhibits and Reports on Form 8-K                    8

Signatures                                                    9



                    ML ASSET BACKED CORPORATION
                           BALANCE SHEETS
              AS OF September 29, 2000 AND DECEMBER 31, 1999


                                        2000          1999
                                       ------        ------
ASSET

Cash                                   $1,000        $1,000
                                       ------        ------

STOCKHOLDER'S EQUITY

 Common Stock, $10 par value;
 1,000 shares authorized
 100 shares issued and outstanding     $1,000        $1,000
                                       ------        ------




The accompanying notes are an integral part of these financial statements.




                    ML ASSET BACKED CORPORATION
          STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                 FOR THE THREE MONTH PERIODS ENDED
              September 29, 2000 AND September 24, 1999


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




                    ML ASSET BACKED CORPORATION
                      STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTH PERIODS ENDED
              September 29, 2000 AND September 24, 1999



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


  At Sept 29, 2000, the Company had one registration statements on Form S-3, File No. 333-39977 with the Securities and Exchange Commission for the issuance of approximately $1 billion of securities. On May 25,2000, the registration statement, File No.33-48133, on Form S-3 with the Securities Exchange Commission was declared abandoned.
On September 7, 2000, the Company filed a registration statement on Form S-3, File No.333-45336, with the Securities Exchange Commission for the issuance of approximately $1 million of securities.

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





       By:\s\ Thomas Layton
       Name:  Thomas Layton
       Title:  Treasurer
       Dated:  November 06, 2000


       By:\s\ Michael M. McGovern
       Name:  Michael M. McGovern
       Title:  Secretary
       Dated:  November 06, 2000