Form 10-K
period 2000-12-31
ML ASSET BACKED CORP
filed 2001-03-30
CIK 822760

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 -----------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended:   December 31, 2000
                                  -----------------

                                      OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    ------------

                       Commission file number 333-45336
                                              ---------

                   ML Asset Backed Corporation (as depositor
              under the Trust Agreement, dated as of December 1,
                               2000, which forms
            PeopleFirst.com Vehicle Receivables Owner Trust 2000-2)

                          ML Asset Backed Corporation
                          ---------------------------
            (Exact Name of Registrant as Specified in its Charter)


             Delaware                                    13-3433607
------------------------------------          ---------------------------------
(State or Other Jurisdiction of               (IRS Employer Identification No.)
Incorporation or Organization)

         250 Vesey Street
         World Financial Center
         North Tower - 10th Floor
         New York, New York                                   10281
------------------------------------          ---------------------------------
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's telephone number, including area code: (212) 449-0336
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----

Securities registered pursuant to Section 12(g) of the Act: None
                                                            ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: Not applicable
                                          --------------

State the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2000: Not applicable
                                       --------------

DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

                                     * * *


     This Annual Report on Form 10-K (the "Report") is filed with respect to PeopleFirst.com Vehicle Receivables Owner Trust 2000-2 (the "Trust"), a statutory business trust formed under the laws of the State of Delaware pursuant to a Trust Agreement, dated as of December 1, 2000 (the "Trust Agreement"), between registrant (referred to herein as the "Company") and Wilmington Trust Company, as owner trustee (the "Owner Trustee"). The Trust issued $525,000,000 in aggregate principal amount of asset-backed notes, Classes A-1, A-2, A-3 and A-4 (the "Notes") pursuant to an Indenture, dated as of December 1, 2000 (the "Indenture"), between the Trust and Wells Fargo Bank Minnesota, National Association, as indenture trustee (the "Indenture Trustee"). Certain information otherwise required to be included in this Report by the Instructions to Form 10-K has been omitted in reliance on the letter relief granted by the staff of SEC to other companies in similar circumstances (collectively, the "Relief Letters").

                                    PART I

ITEM 1.   BUSINESS

          Not applicable in reliance on the Relief Letters.

ITEM 2.   PROPERTIES

          Not applicable in reliance on the Relief Letters.

ITEM 3.   LEGAL PROCEEDINGS

          There were no material pending legal proceedings relating to the Trust to which any of the Trust, the Indenture Trustee, the Owner Trustee, PeopleFirst Finance, LLC, as Servicer, or the Company was a party or of which any of their respective properties was the subject during the fiscal year covered by this Report, nor is the Company aware of any such proceedings contemplated by governmental authorities.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted to a vote of Noteholders, and no Noteholder consent was solicited during the fiscal year covered by this Report.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          (a) There is no established public trading market for the Notes.

          (b) At December 31, 2000, there were less than 300 holders of record of each Class of the Notes.

ITEM 6.   SELECTED FINANCIAL DATA

          Not applicable in reliance on the Relief Letters.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Not applicable in reliance on the Relief Letters.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Not applicable in reliance on the Relief Letters.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Not applicable in reliance on the Relief Letters.

ITEM 11.  EXECUTIVE COMPENSATION

          Not applicable in reliance on the Relief Letters.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Not applicable in reliance on the Relief Letters.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Not applicable in reliance on the Relief Letters.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)  (1) Not applicable.

               (2)  Not applicable.

               (3)  The required exhibits are as follows:

                                        Exhibit 3(i): Copy of Company's
                    Certificate of Incorporation (Filed as an Exhibit to Registration Statement on Form S-3 (File No. 333-45336)).

                                        Exhibit 3(ii): Copy of Company's
                    By-laws (Filed as an Exhibit to Registration Statement on Form S-3 (File No. 333-45336)).

                                        Exhibit 4.1: Indenture, dated as of
                    December 1, 2000, between PeopleFirst.com Vehicle Receivables Owner Trust 2000-2 and Wells Fargo Bank Minnesota, National Association.

                                        Exhibit 4.2: Trust Agreement, dated as
                    of December 1, 2000, between the Company and Wilmington Trust Company.

                                        Exhibit 4.3: Sale and Servicing
                    Agreement, dated as of December 1, 2000, among PeopleFirst.com Vehicle Receivables Owner Trust 2000-2, PF Funding II, LLC, PeopleFirst Finance, LLC, the Company and Wells Fargo Bank Minnesota, National Association.

                                        Exhibit 4.4: Custodial Agreement,
                    dated as of December 1, 2000, among PF Funding II, LLC, PeopleFirst.com Vehicle Receivables Owner Trust 2000-2, Financial Security Assurance Inc., Wells Fargo Bank Minnesota, National Association and PeopleFirst Finance, LLC.

                                        Exhibit 4.5: Financial Guaranty
                    Insurance Policy No. 51028-N, dated December 15, 2000, issued by Financial Security Assurance Inc.

                                        Exhibit 4.6: Indemnification
                    Agreement, dated December 1, 2000, among Financial Security Assurance Inc., PeopleFirst Finance, LLC, Barclays Capital Inc., Credit Suisse First Boston and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

                                        Exhibit 4.7: Indemnification
                    Agreement, dated December 8, 2000, among the Company, PeopleFirst.com Inc., PeopleFirst Finance, LLC, PF Funding II, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

          (b) Current Reports on Form 8-K filed during the quarter ending December 31, 2000:

          Date                                     Items Reported
          ----                                     --------------

          December 7, 2000             Consent of accountants regarding
                                       financial statements of Financial
                                       Security Assurance Inc., its report and
                                       the use of its name in the prospectus
                                       supplement.

          December 15, 2000            Tax opinion of Brown & Wood LLP.

          December 28, 2000            Issuance of the Notes, and final forms
                                       of the items listed as exhibits
                                       relating to the Notes.

          (c) See subparagraph (a)(3) above.

          (d) Not applicable. See the Relief Letters.

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     No such annual report, proxy statement, form of proxy or other soliciting material has been sent to Noteholders. See the Relief Letters.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, in the capacities and on the dates indicated.

                                            PEOPLEFIRST.COM VEHICLE RECEIVABLES
                                            OWNER TRUST 2000-2

                                            By:   PeopleFirst Finance, LLC,
                                                  as Servicer*


                                            By:  /s/ W. Randy Ellspermann
                                                 ------------------------------
                                                 Name:  W. Randy Ellspermann
                                                 Title: Chief Financial Officer

                                            Date: March 29, 2001









_____________
* This Report is being filed by the Servicer on behalf of the Trust. The Trust does not have any officers or directors.

                                 EXHIBIT INDEX


                                                                     Sequential
Exhibit   Document                                                  Page Number
-------   --------                                                  -----------

3(i)          Company's Certificate of Incorporation (Filed as an
          Exhibit to Registration Statement on Form S-3 (File No.
          333-45336)) *

3(ii)         Company's By-laws (Filed as an Exhibit to Registration
          Statement on Form S-3 (File No. 333-45336)) *

4.1           Indenture (Filed as part of the Company's Current
          Report on Form 8-K dated December 28, 2000) *

4.2 Trust Agreement (Filed as part of the Company's Current Report on Form 8-K dated December 28, 2000) *

4.3 Sale and Servicing Agreement (Filed as part of the Company's Current Report on Form 8-K dated December 28,
          2000) *

4.4           Custodial Agreement (Filed as part of the Company's
          Current Report on Form 8-K dated December 28, 2000) *

4.5 Financial Guaranty Insurance Policy (Filed as part of the Company's Current Report on Form 8-K dated December 28,
          2000) *

4.6 Indemnification Agreement (Filed as part of the Company's Current Report on Form 8-K dated December 28,
          2000) *

4.7 Indemnification Agreement (Filed as part of the Company's Current Report on Form 8-K dated December 28,
          2000) *








_________
*    Incorporated herein by reference.